Form 10-K
period 1996-12-31
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST
filed 1997-03-25
CIK 877829

SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, DC   20549

			    FORM 10-K

	  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE
NUMBER:
      Decemeber 31, 1996                33-41850-33-47934, 33-
49850, 33-54462,
					     33-57988, 33-63684,
33-64244

	    MBNA AMERICA BANK, NATIONAL ASSOCIATION,
			  ON BEHALF OF
		  MBNA MASTER CREDIT CARD TRUST

     (Issuer in respect of the MBNA Master Credit Card Trust
	    Floating Rate Asset Backed Certificates)
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   United States of America                                  51-
0331-454
 (STATE OR OTHER JURISDICTION                             (I.R.S.
EMPLOYER
OF INCORPORATION OR ORGANIZATION)
IDENTIFICATION NO.)


		   Wilmington, DE. 19884-0781
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE) REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
			      (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
			       None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
MBNA Master Credit Card Trust, Series 1991-1 (File No. 33-41850), Series 1992-1 (File No. 33-47934), Series 1992-2 (File No. 33-
49850), Series 1992-3 (File No. 33-54462), Series 1993-1 (File
No. 33-57988), Series 1993-2 (File No. 33-63684), Series 1993-3,
Series 1993-4, Series 1994-1 and Series 1994-2 (File No. 33-64244) Fixed and Floating Rate Asset Backed Certificates

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

			      Yes  [X]      No  [ ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-
AFFILIATES OF THE REGISTRANT.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

			      INTRODUCTORY NOTE
			      -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 25, 1991, and the Series 1991-1 (File No. 33-41850), Series 1992-1 (File No. 33-
47934), Series 1992-2 (file No. 33-49850), Series 1992-3 (File
No. 33-54462), Series 1993-1 (File No. 33-57988), Series 1993-2
(File No. 33-63684), Series 1993-3, Series 1993-4, Series 1994-1
and Series 1994-2 (File No. 33-64244) Supplements dated as of September 25, 1991, May 29, 1992, August 6, 1992, November 24, 1992, February 25, 1993, June 15, 1993, August 24, 1993, December
7, 1993, February 25, 1994, and May 26, 1994, respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit Card Trust, Series 1991-1
(File No. 33-41850), Series 1992-1 (File No. 33-47934), Series
1992-2 (File No. 33-49850), Series 1992-3 (File No. 33-54462),
Series 1993-1 (File No. 33-57988), Series 1993-2 (File No. 33-
63684), Series 1993-3, Series 1993-4, Series 1994-1 and Series 1994-2 (File No. 33-64244) Floating and Fixed Rate Asset Backed Certificates (the "Certificates") and is the originator of the MBNA Master Credit Card Trust (the "Registrant"). The Certificates do not represent obligations of or interest in the Originator. The Originator has made application pursuant to
Section 12 (h) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. Pursuant to an Order of the Securities and Exchange Commission dated December
30, 1988 granting Originator's application, Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


				     PART I
				     ------


Item 1.   Business
-------   --------

	  Not Applicable


Item 2.   Properties
-------   ----------

	  Not Applicable


Item 3.   Legal Proceedings
-------   -----------------

	  None


Item 4.   Submission Of Matters To A Vote Of Security Holders.
-------   ----------------------------------------------------

	  None


				     PART II
				     -------


Item 5.   Market For Registrant's Common Equity
-------   And Related Stockholder Matters.
	  --------------------------------

	The Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of Cede & Co., the nominee of The Depository
	Trust Company.

	To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item 6.   Selected Financial Data
-------   -----------------------

	  Not Applicable

Item 7.   Management's Discussion and Analysis of Financial
Condition and
-------   Results of Operations
	  -------------------------------------------------------
--------

	  Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

	  Not Applicable

Item 9.   Changes In And Disagreements With Accountants On
Accounting
-------   And Financial Disclosure.
	  -------------------------------------------------------
----

	  None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

	  Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

	  Not Applicable

				    PART III
				    --------


Item 12.  Security Ownership Of Certain Beneficial Owners And
Management
--------  -------------------------------------------------------
-------

     (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1996, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

							   Aggregate
							   Amount of   Percen
									tage
     Title                                               Certificates    Of
     Class                        Name                       Held      Owners
									 hip
---------------- --------------------------------------  -------------  ------
------           --                                                     ------
Series 1991-1    Bank of New York                        $ 172,050,000
									17.21%
(File No. 33-    Chase Manhattan Bank                      335,105,000  33.51%
41850)
		 Chase Manhattan Bank/Chemical             113,020,000  11.30%
		 Investors Fiduciary Trust Company/SSB      63,050,000   6.31%

Series 1992-1    Bank of New York                         $ 77,891,000  15.58%
(File No. 33-    Bankers Trust Company                     142,432,000
47934)                                                                  28.49%
		 Chase Manhattan Bank                       82,390,000
									16.48%

Series 1992-2    Bank of New York                         $ 75,355,000  15.07%
(File No. 33-    Bankers Trust Company                      69,375,000  13.88%
49850)
		 Chase Manhattan Bank                      138,775,000  27.76%
		 Chase Manhattan Bank/Chemical              32,475,000   6.50%

Series 1992-3    Bank of New York                        $ 158,525,000  31.71%
(File No. 33-    Chase Manhattan Bank                      134,500,000
54462)                                                                  26.90%
		 Chase Manhattan Bank Correspondent         30,000,000   6.00%
		 Clearing Services
		 Chase Manhattan Bank/Chemical              60,500,000
									12.10%
		 Fuji Bank & Trust Company                  27,000,000
									 5.40%

Series 1993-1    Bank of New York                         $ 93,130,000  12.42%
(File No. 33-    Bankers Trust Company                      51,850,000
57988)                                                                   6.91%
		 Chase Manhattan Bank                      245,560,000  32.74%
		 Citicorp Services, Inc.                   100,000,000
									13.33%
		 SSB-Custodian                             116,225,000
									15.50%

Series 1993-2    Bank of New York                        $  61,630,000   6.16%
(File No. 33-    Chase Manhattan Bank                    $ 328,635,000
63684)                                                                  32.86%
		 Chase Manhattan Bank, Trust               200,000,000
									20.00%
		 Investors Fiduciary Trust Company/SSB     109,580,000  10.96%
		 Prudential Securities Incorporated         93,900,000   9.39%
		 SSB-Custodian                             101,925,000  10.19%

Series 1993-3    Bank of New York                          $50,955,000   6.79%
(File No. 33-    Bankers Trust Company                     166,810,000  22.24%
64244)
		 Chase Manhattan Bank                      203,200,000  27.09%
		 SSB-Custodian                             106,075,000
									14.14%

Series 1993-4    Bank of New York                         $539,310,000  53.93%
(File No. 33-    Chase Manhattan Bank                      129,850,000  12.99%
64244)
		 Citicorp Services, Inc.                    74,370,000
									 7.44%

Series 1994-1    Bank of New York                         $106,800,000  14.24%
(File No. 33-    Bankers Trust Company                   $  84,485,000  11.26%
64244)
		 Chase Manhattan Bank                      120,730,000  16.10%
		 Chase Manhattan Bank/Chemical              68,550,000   9.14%
		 SSB-Custodian                             259,285,000  34.57%

Series 1994-2    Chase Manhattan Bank                    $ 511,750,000  56.86%
(File No. 33-    Chase Manhattan Bank/Chemical              54,250,000   6.03%
64244)
		 Citicorp Services, Inc.                    51,500,000   5.72%
		 Goldman, Sachs & Co.                       49,455,000   5.50%
		 SSB-Custodian                             102,000,000  11.33%

The address of each of the above participants is:

			 C/O  The Depository Trust Company
			      55 Water Street
			      New York, NY  10041


     (b)  Not Applicable

     (c)  Not Applicable




Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

	  None


				     PART IV
				     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On
Form 8-K
--------  -------------------------------------------------------
---------


     (a)  The following documents are filed as part of this
Report:

	  3.   Exhibits:

	   99.01 Annual Accountant's report dated July 26, 1996 with respect to Series 1991-1 (File No. 33-41850), Series 1992-1 (File No. 33-47934), Series 1992-2 (File
	  No 33-49850), Series 1992-3 (File No 33-54462), Series
	  1993-1 (File No 33-57988), Series 1993-2 (File No. 33-
	  63684) Series 1993-3 (File No. 33-64244) Series 1993-4
	  (File No. 33-64244) Series 1994-1 (File No. 33-64244)
	  Series 1994-2 (File No. 33-64244).

	   99.02  Annual Servicer's Certificate dated
	  August 26, 1996 with respect to Series 1991-1 (File No. 33-41850), Series 1992-1 (File No. 33-47934), Series
	  1992-2 (File No 33-49850), Series 1992-3 (File No 33-
	  54462), Series 1993-1 (File No 33-57988), Series 1993-2
	  (File No. 33-63684) Series 1993-3 (File No. 33-64244)
	  Series 1993-4 (File No. 33-64244) Series 1994-1 (File
	  No. 33-64244) Series 1994-2 (File No. 33-64244).


     (b) Three reports on Form 8-K were filed by the registrant for each month
	 during the quarter ended December 31, 1996. This report included the
	 following:

	 Item 2.  Acquisition or Disposition of Assets

	 Item 5.  Other Events


     (c) See item 14(a) (3) above.




				  SIGNATURES
				  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				    MBNA America Bank, National
Association
				    As originator of Trust
Registrant



Date:  March 25, 1997               By:  /s/ Marguerite M. Boylan
				       --------------------------
------
					     Marguerite M. Boylan
					     Vice President