Form 10-K
period 1997-12-31
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST
filed 1998-03-30
CIK 877829

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE
NUMBER:
      December 31, 1997                      33-47934, 33-49850,
33-54462,
                                                    33-57988, 33-
64244

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


                   Wilmington, DE. 19884-0781
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE) REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                              (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
MBNA Master Credit Card Trust, Series 1992-1 (File No. 33-47934), Series 1992-2 (File No. 33-49850), Series 1992-3 (File No. 33-
54462), Series 1993-1 (File No. 33-57988), Series 1993-3, Series
1993-4, Series 1994-1 and Series 1994-2 (File No. 33-64244) Fixed
and Floating Rate Asset Backed Certificates

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

                              INTRODUCTORY NOTE
                              -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 25, 1991, and the Series 1992-1 (File No. 33-47934), Series 1992-2 (file No. 33-
49850), Series 1992-3 (File No. 33-54462), Series 1993-1 (File
No. 33-57988), Series 1993-3, Series 1993-4, Series 1994-1 and
Series 1994-2 (File No. 33-64244) Supplements dated as of May 29, 1992, August 6, 1992, November 24, 1992, February 25, 1993,
August 24, 1993, December 7, 1993, February 25, 1994, and May 26, 1994, respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit
Card Trust, Series 1992-1 (File No. 33-47934), Series 1992-2
(File No. 33-49850), Series 1992-3 (File No. 33-54462), Series
1993-1 (File No. 33-57988), Series 1993-3, Series 1993-4, Series
1994-1 and Series 1994-2 (File No. 33-64244) Floating and Fixed Rate Asset Backed Certificates (the "Certificates") and is the originator of the MBNA Master Credit Card Trust (the "Registrant"). The Certificates do not represent obligations of or interest in the Originator. The Originator has made application pursuant to Section 12 (h) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. Pursuant to an Order of the Securities and Exchange Commission dated December 30, 1988 granting Originator's application, Originator is not required to respond to various items of Form 10-
K.  Such items are designated herein as "Not Applicable".


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
----

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------


Item 12.  Security Ownership Of Certain Beneficial Owners And
Management
--------  -------------------------------------------------------
-------

     (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1997, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

                                                           Aggregate
                                                           Amount of   Percen
                                                                        tage
     Title                                               Certificates    Of
     Class                        Name                       Held      Owners
                                                                         hip
---------------- --------------------------------------  -------------  ------
------           --                                                     ------

Series 1992-2    Bank of New York (The)                   $138,497,000  27.70%
(File No. 33-    Bankers Trust Company                      78,820,000  15.76%
49850)
                 Chase Manhattan Bank                       98,900,000  19.78%
                 Chase Manhattan Bank/Chemical              28,425,000   5.69%

Series 1992-3    Bank of New York (The)                   $132,025,000  26.41%
(File No. 33-    Chase Manhattan Bank                      153,800,000  30.76%
54462)
                 Chase Manhattan Bank Correspondence        30,000,000   6.00%
                 Clearance Services
                 Chase Manhattan Bank/Chemical              60,500,000
                                                                        12.10%
                 Fuji Bank and Trust Company (The)          27,000,000
                                                                         5.40%

Series 1993-1    Bank of New York (The)                   $ 49,930,000   6.66%
(File No. 33-    Bankers Trust Company                      64,850,000   8.65%
57988)
                 Chase Manhattan Bank                      264,760,000  35.30%
                 Citibank, N.A.                            101,000,000  13.47%
                 SSB - Custodian                           142,425,000  18.99%

Series 1993-3    Bank of New York (The)                   $ 82,565,000  11.01%
(File No. 33-    Chase Manhattan Bank                      213,605,000  28.48%
64244)
                 Citibank, N.A.                             40,605,000   5.41%
                 Investors Fiduciary Trust Company/SSB     124,680,000  16.62%
                 SSB - Custodian                           124,530,000  16.60%

Series 1993-4    Bank of New York (The)                   $516,630,000  51.66%
(File No. 33-    Boston Safe Deposit and Trust Company      66,255,000   6.63%
64244)
                 Chase Manhattan Bank                      184,940,000  18.49%
                 Chase Manhattan Bank/Chemical              52,700,000   5.27%

Series 1994-1    Bank of New York (The)                   $ 84,300,000  11.24%
(File No. 33-    Bankers Trust Company                      74,765,000   9.97%
64244)
                 Brown Brothers Harriman & Co.              51,000,000   6.80%
                 Chase Manhattan Bank                       73,340,000   9.78%
                 Chase Manhattan Bank/Chemical              44,700,000   5.96%
                 Investors Fiduciary Trust Company/SSB      41,000,000   5.47%
                 Prudential Securities Custody             153,366,000  20.45%
                 SSB - Custodian                            98,409,000  13.12%

Series 1994-2    Bank of New York (The)                   $129,500,000  14.39%
(File No. 33-    Chase Manhattan Bank                      461,605,000  51.29%
64244)
                 Citibank, N.A.                             51,750,000   5.75%
                 SSB - Custodian                           109,000,000  12.11%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041


     (b)  Not Applicable

     (c)  Not Applicable




Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On
Form 8-K
--------  -------------------------------------------------------
---------


     (a)  The following documents are filed as part of this
Report:

          3.   Exhibits:

           99.01 Annual Accountant's report dated August 6, 1997 with respect to Series 1991-1 (File No. 33-41850), Series 1992-1 (File No. 33-47934), Series 1992-2 (File
          No 33-49850), Series 1992-3 (File No 33-54462), Series
          1993-1 (File No 33-57988), Series 1993-2 (File No. 33-
          63684), Series 1993-3 (File No. 33-64244), Series 1993-
          4 (File No. 33-64244), Series 1994-1 (File No. 33-
          64244) and Series 1994-2 (File No. 33-64244).

           99.02 Annual Servicers Certificate dated August 6, 1997 with respect to Series 1991-1 (File No. 33-41850), Series 1992-1 (File No. 33-47934), Series 1992-2 (File
          No 33-49850), Series 1992-3 (File No 33-54462), Series
          1993-1 (File No 33-57988), Series 1993-2 (File No. 33-
          63684), Series 1993-3 (File No. 33-64244), Series 1993-
          4 (File No. 33-64244), Series 1994-1 (File No. 33-
          64244) and Series 1994-2 (File No. 33-64244).


     (b) Three reports on Form 8-K were filed by the registrant for each month during the quarter ended December 31, 1997. This report included the following:

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


                                    MBNA America Bank, National
Association
                                    As originator of Trust
Registrant



Date:  March 27, 1998               By:  /s/ Bruce Crescenzo
                                       --------------------------
------
                                             Bruce Crescenzo
                                             Vice President