Form 10-K
period 1998-12-31
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST
filed 1999-03-31
CIK 877829

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC   20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE
NUMBER:
      Decemeber 31, 1998                     33-47934, 33-49850,
					     33-54462,33-57988,
					     33-64244


            MBNA AMERICA BANK, NATIONAL ASSOCIATION,
                          ON BEHALF OF
                  MBNA MASTER CREDIT CARD TRUST

     (Issuer in respect of the MBNA Master Credit Card Trust
       Fixed and Floating Rate Asset Backed Certificates)
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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
----

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------


Item 12.  Security Ownership Of Certain Beneficial Owners And
Management
--------  -------------------------------------------------------
-------

     (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1998, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

                                                           Aggregate
                                                           Amount of   Percen
                                                                        tage
     Title                                               Certificates    Of
     Class                        Name                       Held      Owners
                                                                         hip
---------------- --------------------------------------  -------------  ------
------           --                                                     ------

Series 1993-3    Bank of New York (The)                   $ 92,075,000  12.28%
(File No. 33-    Chase Manhattan Bank                      220,265,000  29.37%
64244)
                 Investors Fiduciary Trust Company/SSB     127,480,000  17.00%
                 State Street Bank and Trust Company       151,065,000  20.14%

Series 1993-4    Bank of New York (The)                   $564,055,000  56.41%
(File No. 33-    Bankers Trust Company                      55,765,000   5.58%
64244)
                 Chase Manhattan Bank                      181,040,000  18.10%

Series 1994-1    Bank of New York (The)                   $ 93,755,000  12.50%
(File No. 33-    Bankers Trust Company                      58,915,000   7.86%
64244)
                 Boston Safe Deposit and Trust Company      37,875,000   5.05%
                 Brown Brothers Harriman & Co.              51,000,000   6.80%
                 Chase Manhattan Bank                      121,795,000  16.24%
                 Investors Fiduciary Trust Company/SSB      66,000,000   8.80%
                 Prudential Securities Custody             156,366,000  20.85%
                 State Street Bank and Trust Company        93,509,000  12.47%

Series 1994-2    Bank of New York (The)                   $104,345,000  11.59%
(File No. 33-    Brown Brothers Harriman & Co.              73,750,000   8.19%
64244)
                 Chase Manhattan Bank                      447,600,000  49.73%
                 Prudential Securities Custody              80,855,000   8.98%
                 State Street Bank and Trust Company        66,940,000   7.44%


The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041


     (b)  Not Applicable

     (c)  Not Applicable




Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On
Form 8-K
--------  -------------------------------------------------------
---------


     (a)  The following documents are filed as part of this
Report:

          3.   Exhibits:

           99.01 Annual Accountant's report dated August 7, 1998 with respect to Series 1992-1 (File No. 33-47934), Series 1992-2 (File No 33-49850), Series 1992-3 (File
          No 33-54462), Series 1993-1 (File No 33-57988), Series
          1993-3 (File No. 33-64244) Series 1993-4 (File No. 33-
          64244) Series 1994-1 (File No. 33-64244) Series 1994-2
          (File No. 33-64244).

           99.02 Annual Servicers Certificate dated August 25, 1998 with respect to Series 1992-1 (File No. 33-47934), Series 1992-2 (File No 33-49850), Series 1992-3 (File
          No 33-54462), Series 1993-1 (File No 33-57988), Series
          1993-3 (File No. 33-64244) Series 1993-4 (File No. 33-
          64244) Series 1994-1 (File No. 33-64244) Series 1994-2
          (File No. 33-64244).

           99.03 Year 2000 Information

     (b) Three reports on Form 8-K were filed on October 14, 1998, November 13, 1998, and December 15, 1998, respectively, by the registrant for each month during the quarter ended December 31, 1998. This report included the
         following:

         Item 2.  Acquisition or Disposition of Assets

        Item 7.  Financial Statements, Pro Forma Financial
     Information, and          Exhibits

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


                                    MBNA America Bank, National
Association
                                    As originator of Trust
Registrant



Date:  March 31, 1999               By:  /s/ Dave L. Martini
                                       --------------------------
------
                                             Dave L. Martini
                                             Vice President